Form 10-K
period 1999-12-31
GE CAPITAL MORTGAGE FUNDING CORP
filed 2000-03-31
CIK 1075072

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

                      ANNUAL REPORT PURSUANT TO SECTION 13
           OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 (THE "ACT")

                   For the fiscal year ended December 31, 1999

                      Commission File Number: 333-68951-01

                     GE CAPITAL MORTGAGE FUNDING CORPORATION
                     ---------------------------------------
             (Exact name of registrant as specified in its charter)

                       Delaware                       52-2134173
                       --------                       ----------
            (State or other jurisdiction of        (I.R.S. Employer
            incorporation or organization)        Identification No.)

                  3 Executive Campus
                Cherry Hill, New Jersey                  08002
                -----------------------                  -----
       (Address of principal executive offices)        (Zip Code)

Registrant's telephone number, including area code:              (856) 661-5881

Securities registered pursuant to Section 12(b) of the Act:      None

Securities registered pursuant to Section 12(g) of the Act:      None

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days: Yes X No___

State the aggregate market value of the voting stock held by  non-affiliates  of
the registrant:                                                  None

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date: 1,000 shares of common stock, par value $.01 per share, outstanding as of March 24, 2000.

                      DOCUMENTS INCORPORATED BY REFERENCE:
            THE CURRENT REPORTS OF GE CAPITAL MORTGAGE SERVICES, INC.
          ON FORM 8-K REFERRED TO IN RESPONSE TO PART I, ITEM 2 HEREOF.

                     GE CAPITAL MORTGAGE FUNDING CORPORATION
                                TABLE OF CONTENTS
                                                                           Page
                                                                           ----
PART I
         Item 1.   Business                                                   3

         Item 2.   Properties                                                 3

         Item 3.   Legal Proceedings                                          3

         Item 4.   Submission of Matters to a Vote of Security Holders        3

PART II
         Item 5.   Market for Registrant's Common Equity and Related
                   Stockholder Matters                                        3

         Item 6.   Selected Financial Data                                    4

         Item 7.   Management's Discussion and Analysis of Financial
                   Condition and Results of Operations                        4

         Item 7A.  Quantitative and Qualitative Disclosures About Market Risk 4

         Item 8.   Financial Statements and Supplementary Data                4

         Item 9.   Changes in and Disagreements with Accountants on
                   Accounting and Financial Disclosure                        4

PART III
         Item 10.  Directors and Executive Officers of the Registrant         4

         Item 11.  Executive Compensation                                     4

         Item 12.  Security Ownership of Certain Beneficial Owners and
                   Management                                                 4

         Item 13.  Certain Relationships and Related Transactions             7

PART IV
         Item 14.  Exhibits, Financial Statement Schedules, and Reports on
                   Form 8-K                                                   7

         Supplemental Information                                             8

         SIGNATURES                                                           9

         INDEX TO EXHIBITS                                                   10

GE Capital Mortgage Funding Corporation (the "Company") is a wholly-owned subsidiary of GE Capital Mortgage Services, Inc. (formerly Travelers Mortgage Services, Inc.) ("GECMSI"). This Form 10-K of the Company includes the information required to be set forth herein in accordance with the Amended Application for Exemptive Order dated December 1, 1986 (the "Exemptive Order"), filed by GECMSI, which Exemptive Order was granted by the Securities and Exchange Commission on January 15, 1987.

PART I

Item 1.  Business
-------  --------

In accordance with the Exemptive Order, the Company is not required to provide any other information under Item 1.

Item 2.  Properties
-------  ----------

The information set forth in the Current Reports on Form 8-K of GECMSI dated November 25, 1999 and December 27, 1999 for the Company's publicly issued Multi-Class Pass-Through Certificates, Series 1999-HE3 is incorporated herein by reference. See also GECMSI's Annual Statement as to Compliance that is filed as Exhibits 99.1 under Part IV, Item 14(a) hereof.

Item 3.  Legal Proceedings
-------  -----------------

None.

Item 4.  Submission of Matters to a Vote of Security Holders
-------  ---------------------------------------------------

None.

PART II

Item 5.  Market for Registrant's Common Equity and Related Stockholder Matters
-------  ---------------------------------------------------------------------

There is no established public trading market for the Company's publicly issued Multi-Class Pass-Through Certificates (the "Certificates").

As of December 31, 1999, the number of holders of record of Certificates was as follows:

                       Mortgage Pool             Number of Holders of Record
                       -------------             ---------------------------

               Series 1999-HE3 Class A1                       6
               Series 1999-HE3 Class A2                       6
               Series 1999-HE3 Class A3                       7
               Series 1999-HE3 Class A4                      19
               Series 1999-HE3 Class A5                       3
               Series 1999-HE3 Class A6                       3
               Series 1999-HE3 Class B1                       1
               Series 1999-HE3 Class B2                       1
               Series 1999-HE3 Class M                        1
               Series 1999-HE3 Class R1                       1
               Series 1999-HE3 Class R2                       1

In accordance with the Exemptive Order, the Company is not required to provide any other information under Item 5.

Item 6.  Selected Financial Data
-------  -----------------------

In accordance with the Exemptive Order, the Company is not required to provide this information.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations
-------  ---------------------------------------------------------------

In accordance with the Exemptive Order, the Company is not required to provide this information.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk
-------   ---------------------------------------------------------

In accordance with the Exemptive Order, the Company is not required to provide this information.

Item 8.  Financial Statements and Supplementary Data
-------  -------------------------------------------

See GECMSI's Annual Statement as to Compliance that is filed as Exhibit 99.1 under Part IV, Item 14(a) hereof; see also the report concerning GECMSI's servicing activities, dated January 28, 2000, prepared by GECMSI's independent certified public accountants, filed as Exhibit 99.2 (relating to the home equity loan portion of GECMSI's Servicing Portfolio for which GECMSI is primary servicer), under Part IV, Item 14(a) hereof. "GECMSI's Servicing Portfolio" includes, but is not limited to, mortgage loans in Series with respect to which this Annual Report on Form 10-K is filed.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
-------  ---------------------------------------------------------------
None.

PART III

Item 10. Directors and Executive Officers of the Registrant
-------  --------------------------------------------------

In accordance with the Exemptive Order, the Company is not required to provide this information.

Item 11. Executive Compensation
-------  ----------------------

In accordance with the Exemptive Order, the Company is not required to provide this information.

Item 12. Security Ownership of Certain Beneficial Owners and Management
-------  --------------------------------------------------------------

(a) Set forth below is certain information with respect to each holder of record of more than five percent (5%) of the fractional undivided interests in a Mortgage Pool evidenced by a Class of a Series of Certificates publicly-offered during1999, as of December 31, 1999.

                                                         Number of   Percent of
                                Name and Address       Certificates Certificates
Series                              of Holder              Held         Held
------                              ---------              ----         ----

Series 1999-HE3 Class A1 Boston Safe Deposit and Trust       1            5
                         Company
                         c/o Mellon Bank N.A.
                         Three Mellon Bank Center
                         Room 153-3015
                         Pittsburgh, PA  15259

                         Chase Manhattan Bank                1           59
                         4 New York Plaza, 13th Floor
                         New York, NY  10004

                         Northern Trust Company -            1            7
                         Safekeeping
                         50 LaSalle Street, Level A
                         Chicago, IL  60675

                         State Street Bank and Trust Company 1           24
                         1776 Heritage Drive
                         Global Corporate Action Unit JAB 5NW
                         North Quincy, MA  02171

Series 1999-HE3 Class A2 The Bank of New York                1           11
                         925 Patterson Plank Road
                         Secaucus, NJ  07094

                         Bankers Trust Company               1           23
                         c/o BT Services Tennessee Inc.
                         648 Grassmere Park Drive
                         Nashville, TN  37211

                         Chase Manhattan Bank                1           15
                         4 New York Plaza, 13th Floor
                         New York, NY  10004

                         Northern Trust Company -            1           16
                         Safekeeping
                         50 LaSalle Street, Level A
                         Chicago, IL  60675

                         State Street Bank and Trust Company 1           34
                         1776 Heritage Drive
                         Global Corporate Action Unit JAB 5NW
                         North Quincy, MA  02171

Series 1999-HE3 Class A3 American Express Trust Company      1           29
                         180 East 5th Street - Safekeeping
                         St. Paul, MN  55101

                         Banc of America Securities LLC      1            6
                         185 Berry Street, 3rd Floor
                         San Francisco, CA  94107
                         The Bank of New York                1           18
                         925 Patterson Plank Road
                         Secaucus, NJ  07094

                         Chase Manhattan Bank                1           18
                         4 New York Plaza, 13th Floor
                         New York, NY  10004

                         Citibank, N.A.                      1           19
                         P.O. Box 30576
                         Tampa, FL  33630-3576

                         State Street Bank and Trust Company 1            6
                         1776 Heritage Drive
                         Global Corporate Action Unit JAB 5NW
                         North Quincy, MA  02171

Series 1999-HE3 Class A4 The Bank of New York                1           20
                         925 Patterson Plank Road
                         Secaucus, NJ  07094

                         The Bank of New York/First Union    1           29
                         Safekeeping
                         16 Wall Street, 5th Floor
                         New York, NY  10005

                         Chase Manhattan Bank                1           11
                         4 New York Plaza, 13th Floor
                         New York, NY  10004

                         Fleet National Bank                 1            5
                         c/o Fleet Services Corp.
                         2nd Floor NYROTO2B
                         Rochester, NY  14638

                         First Union National Bank           1           19
                         1525 West W.T. Harris Boulevard, 34A
                         Charlotte, NC  28288

Series 1999-HE3 Class A5 Chase Manhattan Bank                1           43
                         4 New York Plaza, 13th Floor
                         New York, NY  10004

                         The Northern Trust Company          1           15
                         801 S. Canal C-IN
                         Chicago, IL  60607

                         U.S. Bank National Association      1           43
                         MPFP 1603 Proxy Unit
                         601 Second Avenue South
                         Minneapolis, MN  55402

Series 1999-HE3 Class A6 Bankers Trust Company               1            8
                         c/o BT Services Tennessee Inc.
                         648 Grassmere Park Drive
                         Nashville, TN  37211

                         The Bank of New York/First Union    1           66
                         Safekeeping
                         16 Wall Street, 5th Floor
                         New York, NY  10005

                         The Northern Trust Company          1           26
                         801 S. Canal C-IN
                         Chicago, IL  60607

Series 1999-HE3 Class B1 The Bank of New York/First Union    1          100
                         Safekeeping
                         16 Wall Street, 5th Floor
                         New York, NY  10005

Series 1999-HE3 Class B2 The Bank of New York/First Union    1          100
                         Safekeeping
                         16 Wall Street, 5th Floor
                         New York, NY  10005

Series 1999-HE3 Class M  The Bank of New York/First Union    1          100
                         Safekeeping
                         16 Wall Street, 5th Floor
                         New York, NY  10005

Series 1999-HE3 Class R1 Credit Suisse First Boston          1          100
                         Corporation
                         5 Wold Trade Center, 7th Floor
                         New York, NY  10048

Series 1999-HE3 Class R2 Credit Suisse First Boston          1          100
                         Corporation
                         5 Wold Trade Center, 7th Floor
                         New York, NY  10048

(b) In accordance with the Exemptive Order, the Company is not required to provide this information.

(c) In accordance with the Exemptive Order, the Company is not required to provide this information.

Item 13. Certain Relationships and Related Transactions
-------  ----------------------------------------------

In accordance with the Exemptive Order, the Company is not required to provide this information.

PART IV

Item 14. Exhibits, Financial Statement Schedules and Reports on Form 8-K
-------  ---------------------------------------------------------------

(a)      99.1 GECMSI's Annual Statement as to Compliance for the Series
              1999-HE3 Certificates dated March 24, 2000.
         99.2 Report dated January 28, 2000 prepared by GECMSI's independent certified public accountants, concerning GECMSI's activities for the period ended December 31, 1999 (relating to the portion of mortgage loans in GECMSI's Servicing Portfolio, as defined in Item 8, which are home equity mortgage loans, for which GECMSI is primary servicer).

(b) In accordance with the Exemptive Order, the Company is not required to provide this information.

(c) In accordance with the Exemptive Order, the Company is not required to provide this information.

(d) In accordance with the Exemptive Order, the Company is not required to provide this information.


Supplemental  Information to be Furnished with Reports Filed Pursuant to Section
--------------------------------------------------------------------------------
15(d) of the Act by Registrants Which Have Not Registered Securities Pursuant to
--------------------------------------------------------------------------------
Section 12 of the Act
---------------------

No annual report to security holders covering the Registrant's last fiscal year or proxy statement, form of proxy or other proxy solicitation material has been sent to holders of Certificates.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 29th day of March, 2000.

                                        GE CAPITAL MORTGAGE FUNDING CORPORATION

                                        By:    /s/  Mark Danahy
                                        ------------------------------------
                                                    Mark Danahy
                                                    Vice President

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been executed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

         Signature                    Title                        Date


/s/ Thomas H. Mann             Director (Principal             March 29, 2000
-----------------------------  Executive Officer)
Thomas H. Mann

/s/ Glen A. Messina            Director                        March 29, 2000
-----------------------------
Glen A. Messina

/s/ Gerhard A. Miller          Director                        March 29, 2000
-----------------------------
Gerhard A. Miller

/s/ JoAnn B. Rabitz            Director                        March 29, 2000
-----------------------------
JoAnn B. Rabitz

/s/ Theodore F. Weiland        Director                        March 29, 2000
-----------------------------
Theodore F. Weiland

/s/ Larry Spangler             (Acting) Principal Financial    March 29, 2000
-----------------------------  and Accounting Officer
Larry Spangler

                                  EXHIBIT INDEX

Exhibit No.            Description                                      Page No.
-----------            -----------                                      --------

  99.1   GECMSI's Annual Statement as to Compliance for the Series         11
         1999-HE3 Certificates dated March 24, 2000.

  99.2   Report dated January 28, 2000 prepared by GECMSI's                13
         independent certified public accountants, concerning GECMSI's activities for the period ended December 31, 1999 (relating to theportion of mortgage loans in GECMSI's Servicing Portfolio, as defined in Item 8, which are home equity mortgage loans, for which GECMSI is primary servicer).